Form 10-Q
period 2010-06-30
PRECISE STRATEGY ACQUISITION CORP. 1
filed 2010-09-21
CIK 1490460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _____________

Commission File Number 000-53956

PRECISE STRATEGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1408, Black A. RongchaoBinghai Building, Bao’an Central Dist. Shenzhen, China	518101
(Address of principal executive offices)	(Zip Code)

86 755 336 8838
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ X ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,000,000 common shares issued and outstanding as of August 31, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by our company. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2010, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended June 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

PRECISE STRATEGY ACQUISITION CORP. I
(A Development Stage Company)

FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH JUNE 30, 2010

Contents

PAGE

Balance Sheets as of June 30, 2010 (unaudited) and March 31, 2010	F-1

Statements of Operations for the three months ended June 30, 2010 and for the period from inception (March 30, 2010) through June 30, 2010 (unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the period from inception (March 30, 2010) through June 30, 2010 (unaudited)	F-3

Statements of Cash Flows for the three months ended June 30, 2010 and for the period from inception (March 30, 2010) through June 30, 2010 (unaudited)	F-4

Notes to unaudited Financial Statements for the three months ended June 30, 2010 and for the period from inception (March 30, 2010) through June 30, 2010	F-5- F-8

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Amount due to shareholder	$10,200	$-

Total Current Liabilities	10,200	-

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIENCY
Shareholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding June 30, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding June 30, 2010 and March 31, 2010	1,000	1,000
Deficit accumulated during development stage	(11,200)	(1,000)

Total Stockholders’ Deficiency	(10,200)	-

Total Liabilities and Stockholders’ Deficiency	$-	$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

		March 30,
	For The Three	2010(inception)
	Months Ended	through
	June 30	June 30
	2010	2010
Revenues
Revenues	$-	$-

Total revenues	-	-

General & Administrative Expenses
Organization and related expenses	10,200	11,200

Total General & Administrative Expenses	10,200	11,200

Net Loss	(10,200)	(11,200)

Basic loss per share	(0.01)	(0.01)

Basic weighted average number of shares outstanding	$1,000,000	$1,000,000

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common		Additional	During	Total
	stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	deficit

Issue of common stock for services on March 30, 2010 (inception)	1,000,000	$1,000	$-	$-	$1000

Net loss	-	-	-	(1,000)	(1,000)

Balances, March 31, 2010 - audited	1,000,000	$1,000	$-	$(1,000)	$-

Net loss	-	-	-	(10,200)	(10,200)

Balances, June 30, 2010 - unaudited	1,000,000	$1,000	$-	$(11,200)	$(10,200)

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

		For the period
	For The Three	from March 30
	Months Ended	(inception) to
	June 30	June 30
	2010	2010
Cash flows from operating activities:
Net loss	$(10,200)	$(11,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to founder for services rendered	-	1,000

Net cash used in operating activities	(10,200)	(10,200)

Cash flows from financing activities
Due to stockholder	10,200	10,200
Net cash flows provided by financing activities	10,200	10,200

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH JUNE 30, 2010

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of the Precise Strategy have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2010.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Precise Strategy included in these financial statements.

Note 2- Organization and Description of Business

Precise Strategy Acquisition Corp. I (the “Company”), a Nevada “blank check” Company, was incorporated on March 30, 2010. The Company intends to seek a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company currently has no operations.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected March 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH JUNE 30, 2010

Note 4 - Summary of Significant Accounting Policies - continued

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Income Taxes

The Company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At June 30, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Note 5 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH JUNE 30, 2010

Note 6 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 7 – Income Taxes

For the period ended June 30, 2010 and March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,200 at June 30, 2010, and will expire in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30,	March 31,
Deferred tax asset attributable to:	2010	2010
Net operating loss carryover	$3,808	$340
Valuation allowance	(3,808)	(340)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

For The Three Months Ended
June 30,
2010
- Current tax	$-
- Change in deferred tax asset	3,468
- Change in valuation allowance	(3,468)
$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through June 30, 2010 by the Company.

For the period ended June 30, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of June 30, 2010, the Company did not accrue any interest and penalties.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH JUNE 30, 2010

Note 9- Subsequent Event

The Company evaluated subsequent events through the time of issuance of the financial statements. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Precise Strategy Acquisition Corp. I, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada on March 30, 2010. We are a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose. Other than issuing shares to our shareholders, we never commenced any other operational activities.

The Securities and Exchange Commission defines a “blank check” company as "any development stage company that is issuing a penny stock and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Plan of Operations

We currently do not engage in any business activities that provide cash flow. We currently do not have sufficient funds to fund our ongoing operations and execute our business plan of seeking a business combination.

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii) consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since filing our Form 10 and subsequent amendment, our sole director and officer has had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010 which are included herein.

Three month summary ended June 30, 2010 and inception (March 30, 2010) to June 30, 2010

				March 30, 2010
		Three Months		(Inception)
		Ended June 30,		through
		2010		June 30, 2010
Revenues	$	Nil	$	Nil
Expenses		$10,200		$11,200
Net Loss		$(10,200)		$(11,200)

Expenses

Our expenses consist of general and administrative expenses. For the three months ended June 30, 2010, total expenses were $10,200 while they were $11,200 from the period of inception to June 30, 2010. General and administrative expenses consist of organization and legal and accounting expenses.

Liquidity and Capital Resources

Working Capital

		At		At
		June 30,		March 31,
		2010		2010
Current assets	$	Nil	$	Nil
Current liabilities		$10,200	$	Nil
Working capital deficiency		$(10,200)	$	Nil

We had a working capital deficit of $10,200 as of June 30, 2010. The changes in working capital for the three months ended June 30, 2010 was related to a $10,200 increase in amount due to shareholder.

Cash Flows

				March 30, 2010
		Three Months Ended		(Inception)
		June 30,		through June 30,
		2010		2010
Net Cash Used in Operating Activities		$10,200		$10,200
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,200		$10,200
Net increase (decrease) in cash during period	$	Nil	$	Nil

Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to net loss of $10,200 which represented legal and accounting fee paid. Net cash used in operating activities for the inception (March 30, 2010) to June 30, 2010 was mainly attributable to net loss of $11,200 legal and accounting fee and a $1,000 of common stock issued to founder for services rendered

Net cash provided by financing activities for the three months ended June 30, 2010 and for the inception (March 30, 2010) to June 30, 2010 was $10,200 and $10,200, respectively. The change was primarily attributable to the increase in amount due to stockholder.

We had no cash during the quarter ended June 30, 2010.

We have no assets and have generated no revenues since our inception. We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending June 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Employees

We currently have no employees, other than our sole director and officer and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and consummating a merger or acquisition with a private entity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Our company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Income Taxes

Our company has adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At June 30, 2010 and March 31, 2010, our company did not have any stock equivalents.

Recent Accounting Pronouncements

Our company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2010, the end of the period covered by this report, our president (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest, adverse to our interest.

Item 1A. Risk Factors.

Our business is subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

We have incurred net losses since inception. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a business combination with an operating business. Such a combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 with the SEC. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in our company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that our company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated on March 30, 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have not identified a specific potential acquisition target and there are no existing agreements for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. We have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure that we will properly ascertain or assess all significant risk factors.

Our sole officer and director has never been associated with a blank check company, which could adversely affect our ability to successfully consummate a business combination and prevent us from becoming profitable.

Our sole officer and director has never been associated with a blank check company, and her lack of experience in operating a blank check company could adversely affect our ability to successfully consummate a business combination. Acquisitions, mergers or other strategic transactions involve the risk of exposure to successor liabilities related to the prior actions of a target company, or contingent liabilities incurred before such a strategic transaction. Due diligence conducted by our sole officer and director in connection with any acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. As a result, our sole officer and director may not be able manage any business combination successfully, which could adversely affect our operations and financial performance and prevent us from becoming profitable.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

We have no business that produces revenues, however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require that we engage legal, accounting and auditing services. The engagement of such services can be costly and we are likely to incur losses which may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require that our company establish and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to our company may make it difficult for us to establish and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or prevent fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favourably or unfavourably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

If we effect a business combination with a company located outside the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implantation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal Securities laws.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to our company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favourable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE AMEX. However, we cannot assure that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in our company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our company, and issue shares of our common stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of our company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our company.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Shares of our common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and we thereafter file and obtain effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

It is likely that our Common Stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We are controlled by our management.

Our director and officer currently beneficially owns of all the issued and outstanding shares of our common stock. Consequently, management has the ability to influence control of the operations of our company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

  Election of our board of directors (the “Board of Directors”);
  Removal of directors;
  Amendment to the Company’s articles of incorporation or bylaws; and
  Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into our company to further our business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our General Form for Registration of Securities on Form 10 filed on April 29, 2010).
3.3	By-laws (incorporated by reference from our General Form for Registration of Securities on Form 10 filed on April 29, 2010).
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Wen Liuping
(32)	Section 906 Certification
32.1*	Section 906 Certification of Wen Liuping

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISE STRATEGY ACQUISITION CORP. I

/s/ Wen Liuping
Ms. Wen Liuping
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: September 14, 2010