Form 10-Q
period 2010-09-30
PRECISE STRATEGY ACQUISITION CORP. 1
filed 2010-11-16
CIK 1490460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 000-53956

PRECISE STRATEGY ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 1408, Black A. RongchaoBinghai Building,	518101
Bao’an Central Dist. Shenzhen, China
(Address of principal executive offices)	(Zip Code)

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[X] YES    [   ] NO

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

1,000,000 common shares issued and outstanding as of November 15, 2010.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by our company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

PRECISE STRATEGY ACQUISITION CORP. I
(A Development Stage Company)

FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH SEPTEMBER 30, 2010

Contents

PAGE

Balance Sheets as of September 30, 2010 (unaudited) and March 31, 2010	F-1

Statements of Operations for the three and six months ended September 30, 2010 and for the period from inception (March 30, 2010) through September 30, 2010 (unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the period from inception (March 30, 2010) through September 30, 2010 (unaudited)	F-3

Statements of Cash Flows for the six months ended September 30, 2010 and for the period from inception (March 30, 2010) through September 30, 2010 (unaudited)	F-4

Notes to unaudited Financial Statements for the three and six months ended September 30, 2010 and for the period from inception (March 30, 2010) through September 30, 2010	F-5- F-8

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,		March 31,
	2010		2010
ASSETS	(Unaudited)
Current assets:
Cash	$-		$-

Total Assets	$-		$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accrued expenses	$1,000	$
Amount due to shareholder	10,871		-

Total Current Liabilities	11,871		-

STOCKHOLDERS’ DEFICIENCY
Shareholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding September 30, 2010 and March 31, 2010	-		-
Common stock, $0.001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding September 30, 2010 and March 31, 2010	1,000		1,000
Deficit accumulated during development stage	(12,871)		(1,000)

Total Stockholders’ Deficiency	(11,871)		-

Total Liabilities and Stockholders’ Deficiency	$-		$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			March 30,
	For The Three	For The Six	2010 (inception)
	Months Ended	Months Ended	through
	September 30	September 30	September 30
	2010	2010	2010
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	1,671	11,871	12,871

Total General & Administrative Expenses	1,671	11,871	12,871

Net Loss	(1,671)	(11,871)	(12,871)

Basic loss per share	(0.00)	(0.01)	(0.01)

Basic weighted average number of shares outstanding	$1,000,000	$1,000,000	$1,000,000

See accompanying notes to unaudited financial statements.

PRECISE STRTEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common		Additional	During	Total
	stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	deficit

Issue of common stock for services on March 30, 2010 (inception)	1,000,000	$1,000	$-	$-	$1000

Net loss	-	-	-	(1,000)	(1,000)

Balances, March 31, 2010 - audited	1,000,000	$1,000	$-	$(1,000)	$-

Net loss	-	-	-	(11,871)	(11,871)

Balances, September 30, 2010 - unaudited	1,000,000	$1,000	$-	$(12,871)	$(11,871)

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

		For the period
	For The Six	from March 30 2010
	Months Ended	(inception) to
	September 30	September 30
	2010	2010
Cash flows from operating activities:
Net loss	$(11,871)	$(12,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to founder for services rendered	-	1,000
Changes in operating assets and liabilities:
Accrued expenses	1,000	1,000

Net cash used in operating activities	(10,871)	(10,871)

Cash flows from financing activities
Due to stockholder	10,871	10,871
Net cash flows provided by financing activities	10,871	10,871

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH SEPTEMBER 30, 2010

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

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH SEPTEMBER 30, 2010

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At September 30, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Note 5 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH SEPTEMBER 30, 2010

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

Note 7 – Income Taxes

For the period ended September 30, 2010 and March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $12,871 at September 30, 2010, and will expire in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$4,376	$340
Valuation allowance	(4,376)	(340)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For The Three	For The Six
		Months Ended	Months Ended
		September 30 2010	September 30 2010
- Current tax	$		$-
- Change in deferred tax asset		908	4,036
- Change in valuation allowance		(908)	(4,036)
	$		$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through September 30, 2010 by the Company.

For the period ended September 30, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of September 30, 2010, the Company did not accrue any interest and penalties.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH SEPTEMBER 30, 2010

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

Three and six month summaries ended September 30, 2010 and inception (March 30, 2010) to September 30, 2010:

						March 30, 2010
		Three Months		Six Months		(Inception)
		Ended September 30,		Ended September 30,		through
		2010		2010		September 30, 2010
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$1,671		$11,871		$12,871
Net Loss		$(1,671)		$(11,871)		$(12,871)

Expenses

Our expenses consist of general and administrative expenses. For the three months ended September 30, 2010, total expenses were $1,671 and $12,871 from the period of inception to September 30, 2010. General and administrative expenses consist of organization and legal and accounting expenses.

Liquidity and Capital Resources

Working Capital

		At		At
		September 30,		March 31,
		2010		2010
Current assets	$	Nil	$	Nil
Current liabilities		$11,871	$	Nil
Working capital deficiency		$(11,871)	$	Nil

We had a working capital deficit of $11,871 as of September 30, 2010. The changes in working capital for the three months ended September 30, 2010 was mainly related to a $1,671 increase in accrued expenses.

Cash Flows

				March 30, 2010
		Six Months Ended		(Inception)
		September 30,		through September 30,
		2010		2010
Net Cash Used in Operating Activities		$(10,871)		$(10,871)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$10,871		$10,871
Net increase (decrease) in cash during period	$	Nil	$	Nil

Net cash used in operating activities for the six months ended September 30, 2010 was mainly attributable to net loss of $11,871 which represented legal and accounting fees. Net cash used in operating activities from inception (March 30, 2010) to September 30, 2010 was mainly attributable to a net loss of $12,871 which represented legal and accounting fees and was partially offset by $1,000 of common stock issued to founder for services rendered.

Net cash provided by financing activities for the six months ended September 30, 2010 and for the period from inception (March 30, 2010) to September 30, 2010 was $10,871 and $10,871, respectively. The balance was primarily attributable to the increase in amount due to stockholder.

We had no cash as of September 30, 2010.

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

Product Research and Development

We did not spend any significant monies on research and development over the twelve month period ended September 30, 2010.

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve month period ended September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At September 30, 2010 and March 31, 2010, our company did not have any stock equivalents.

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

As of September 30, 2010, the end of the period covered by this report, our president (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: November 15, 2010