Form 10-Q
period 2010-12-31
PRECISE STRATEGY ACQUISITION CORP. 1
filed 2011-02-11
CIK 1490460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,000,000 common shares issued and outstanding as of February 10th, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by our company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2010, and our results of operations, stockholders’ deficit, and our cash flows for the interim period ended December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH DECEMBER 31, 2010

Contents

PAGE

Balance Sheets as of December 31, 2010 (unaudited) and March 31, 2010	F-1

Statements of Operations for the three and nine months ended December 31, 2010 and for the period from inception (March 30, 2010) through December 31, 2010 (unaudited)	F-2

Statement of Changes in Stockholders’ Deficit for the period from inception (March 30, 2010) through December 31, 2010 (unaudited)	F-3

Statements of Cash Flows for the nine months ended December 31, 2010 and for the period from inception (March 30, 2010) through December 31, 2010 (unaudited)	F-4

Notes to Financial Statements for the three and nine months ended December 31, 2010 and for the period from inception (March 30, 2010) through December 31, 2010(unaudited)	F-5- F-8

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	March 31,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to stockholder	$12,174	$-

Total Current Liabilities	12,174	-

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding December 31, 2010 and March 31, 2010	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 1,000,000 issued and outstanding December 31, 2010 and March 31, 2010	1,000	1,000
Deficit accumulated during development stage	(13,174)	(1,000)

Total Stockholders’ Deficit	(12,174)	-

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

			March 30,
	For The Three	For The Nine	2010 (inception)
	Months Ended	Months Ended	through
	December 31,	December 31,	December 31,
	2010	2010	2010
Revenues
Revenues	$-	$-	$-

Total revenues	-	-	-

General & Administrative Expenses
Organization and related expenses	1,974	12,174	13,174

Total General & Administrative Expenses	1,974	12,174	13,174

Net Loss	(1,974)	(12,174)	(13,174)

Basic loss per share	(0.00)	(0.01)	(0.01)

Basic weighted average number of shares outstanding	$1,000,000	$1,000,000	$1,000,000

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common		Additional	During	Total
	stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Issue of common stock for services on March 30, 2010 (inception)	1,000,000	$1,000	$-	$-	$1,000

Net loss	-	-	-	(1,000)	(1,000)

Balances, March 31, 2010 - audited	1,000,000	$1,000	$-	$(1,000)	$-

Net loss	-	-	-	(12,174)	(12,174)

Balances, December 31, 2010 - unaudited	1,000,000	$1,000	$-	$(13,174)	$(12,174)

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

		For the period
	For The Nine	from March 30
	Months Ended	(inception) to
	December 31,	December 31,
	2010	2010
Cash flows from operating activities:
Net loss	$(12,174)	$(13,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to founder for services rendered	-	1,000

Net cash used in operating activities	(12,174)	(12,174)

Cash flows from financing activities
Due to stockholder	12,174	12,174
Net cash flows provided by financing activities	12,174	12,174

Net increase (decrease) in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See accompanying notes to unaudited financial statements.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

Note 1- Basis of presentation

The accompanying unaudited condensed financial statements of Precise Strategy Acquisition Corp. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended March 31, 2010.

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

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

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

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At December 31, 2010 and March 31, 2010, the Company did not have any stock equivalents.

Note 5 - Recent Changes in Accounting Standards

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

PRECISE STRATEGY ACQUISITION CORP. I
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM INCEPTION (MARCH 30, 2010) THROUGH DECEMBER 31, 2010
UNAUDITED

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

Note 7 – Income Taxes

For the period ended December 31, 2010 and March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $13,174 at December 31, 2010, and will expire in the year 2030. The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$4,479	$340
Valuation allowance	(4,479)	(340)
Net deferred tax asset	$-	$-

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

The provision for income taxes consists of the following:

		For The Three	For The Nine
		Months Ended	Months Ended
		December 31, 2010	December 31, 2010
- Current tax	$		$-
- Change in deferred tax asset		671	4,139
- Change in valuation allowance		(671)	(4,139)
	$		$-

The Company has elected to classify interest and/or penalties related to an uncertain position, if and when required, as part of other expenses in the statements of operation. No such amounts have been incurred or accrued through December 31, 2010 by the Company.

For the period ended December 31, 2010, there is no unrecognized tax benefit. Management does not anticipate any potential future adjustments which would result in a material change to its financial tax position. As of December 31, 2010, the Company did not accrue any interest and penalties.

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

General Overview

We were incorporated in the State of Nevada on March 30, 2010. We are a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The board of directors has elected to commence implementation of our principal business purpose. Other than issuing shares to our shareholders, we have never commenced any other operational activities.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended December 31, 2010 which are included herein.

Three and nine month summaries ended December 31, 2010 and inception (March 30, 2010) to December 31, 2010:

		Three				March 30,
		Months		Nine Months		2010
		Ended		Ended		(Inception)
		December		December		through
		31,		31,		December
		2010		2010		31, 2010
Revenues	$	Nil	$	Nil	$	Nil
Expenses		$1,974		$12,174		$13,174
Net Loss		$(1,974)		$(12,174)		$(13,174)

Expenses

Our expenses consist of general and administrative expenses. For the three months ended December 31, 2010, total expenses were $1,974 and $13,174 from the period of inception to December 31, 2010. General and administrative expenses consist of organization and legal and accounting expenses.

Liquidity and Capital Resources

Working Capital

		At		At
		December 31,		March 31,
		2010		2010
Current assets	$	Nil	$	Nil
Current liabilities		$12,174	$	Nil
Working capital deficiency		$(12,174)	$	Nil

We had a working capital deficit of $12,174 as of December 31, 2010. The changes in working capital for the three months ended December 31, 2010 was mainly related to an amount due to a stockholder with respect to.

Cash Flows

				March 30, 2010
		Nine Months		(Inception)
		Ended		through
		December 31,		December 31,
		2010		2010
Net Cash Used in Operating Activities		$(12,174)		$(12,174)
Net Cash Used in Investing Activities	$	Nil	$	Nil
Net Cash Provided by Financing Activities		$12,174		$12,174
Net increase (decrease) in cash during period	$	Nil	$	Nil

Net cash used in operating activities for the nine months ended December 31, 2010 was mainly attributable to net loss of $1,974 which represented legal and accounting fees. Net cash used in operating activities from inception (March 30, 2010) to December 31, 2010 was mainly attributable to a net loss of $1,974 which represented legal and accounting fees and was partially offset by $1,000 of common stock issued to founder for services rendered.

Net cash provided by financing activities for the nine months ended December 31, 2010 and for the period from inception (March 30, 2010) to December 31, 2010 was $12,174 and $12,174, respectively. The balance was primarily attributable to an amount due to a stockholder with respect to.

We had no cash as of December 31, 2010.

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

Product Research and Development

We did not spend any significant monies on research and development over the twelve month period ended December 31, 2010.

Purchase of Significant Equipment

We did not purchase any significant equipment over the twelve month period ended December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Basis of Presentation

Our company has not earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that our financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. Our system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of our company for the respective periods being presented.

Accounting Method

Our financial statements are prepared using the accrual method of accounting. We have elected March 31 as our fiscal year end.

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

Cash and Equivalents

We consider all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents. Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits.

Income Taxes

We have adopted the provisions of FASB ASC 740, “Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic Earnings (Loss) Per Share

The computation of income / loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with ASC 260, “Earnings Per Share”. At December 31, 2010 and March 31, 2010, we did not have any stock equivalents.

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

As of December 31, 2010, the end of the period covered by this report, our president (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

  Election of our board of directors;
  Removal of directors;
  Amendment to our articles of incorporation or bylaws; and
  Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our General Form for Registration of Securities on Form 10 filed on April 29, 2010).
3.3	By-laws (incorporated by reference from our General Form for Registration of Securities on Form 10 filed on April 29, 2010).
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Wen Liuping
(32)	Section 1350 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Wen Liuping

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECISE STRATEGY ACQUISITION CORP. I

Date: February 11th, 2011	/s/ Wen Liuping
Ms. Wen Liuping
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)